Form 10-K
RESIDENTIAL FUNDING MORTGAGE SEC II INC HM EQ LN TR 2004-HS1
filed 2005-03-28
CIK 1284984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2004

                      Commission file number 333-110340-03

                         HOME EQUITY LOAN TRUST 2004-HS1
                                (Issuing Entity)

                RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.
                                   (Depositor)

                        State of Incorporation: Delaware
                          I.R.S. Employer Identification Number: N/A

                     c/o RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.
                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

               Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____        No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting or non-voting common equity.

Documents incorporated by reference: See Item 15 to this Form 10-K.

                                     PART I

Item 1.        Business

        Information not provided pursuant to no action request.

Item 2.        Properties

        Information not provided pursuant to no action request.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings involving either the Trust Assets or the Trustee, the Depositor, the Custodian, the Master Servicer or any affiliated Servicer with respect to the Trust Assets.

        Residential Funding Corporation ("RFC") is (a) the Master Servicer, (b) the corporate parent of Homecoming Financial Network, Inc. ("HFN") (a significant Servicer) and (c) an affiliate of the Depositor. RFC and HFN are parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of RFC and HFN that the eventual outcome of any currently pending legal proceedings will not have a material adverse effect on their ability to perform their obligations in relation to the Trust Assets. However, no assurance can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on RFC or HFN.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

        (a) There is no established public trading market for any class of securities (the "Securities") issued by the Issuing Entity. At December 31, 2004, the number of holders of record of the Securities is 13.

        (b) Not applicable.

        (c) Not applicable.


Item 6.        Selected Financial Data

        Information not provided pursuant to no action request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to no action request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        Information not provided pursuant to no action request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable.

PART III

Item 10.        Directors and Executive Officers of the Registrant

        Information not provided pursuant to no action request.

Item 11.        Executive Compensation

        Information not provided pursuant to no action request.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.        Certain Relationships and Related Transactions

        Information not provided pursuant to no action request.

Item 14.        Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit Exhibit #

        Certification                                                     31.1

        Officer's Annual Compliance Statement of the Master Servicer      99.1

        Independent Auditor's Report on the Uniform Single Audit          99.2
        Program for Mortgage Bankers

        The consolidated financial statements of Financial Guaranty 99.3 Insurance Company and subsidiaries as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, together with the report of Ernst & Young LLP and KPMG LLP, as applicable, thereon.

(b) Information not provided pursuant to No Action Request.

(c) Information not provided pursuant to No Action Request.

(d) Information not provided pursuant to No Action Request.

                                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 23rd day of March, 2005.



HOME EQUITY LOAN TRUST 2004-HS1
RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:  /s/ Barbara Wendt
        Name: Barbara Wendt
        Title:  Managing Director, Master Servicing

                                                                 EXHIBIT 31.1

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Home Equity Loan Trust 2004-HS1;

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by the unaffiliated party: JP Morgan Chase Trust Company.



Date: March 23, 2005

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                                                   EXHIBIT 99.1

[LETTERHEAD OF GMAC RFC]



2004 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;


        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year; and

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year.


Dated: March  15, 2005






 /s/ Barbara Wendt
------------------------------------
Barbara Wendt
Managing Director,  Master Servicing







/s/ Darsi Meyer
------------------------------------
Darsi Meyer
Director, Securities Administration

                                                                EXHIBIT 99.2



[LETTERHEAD PRICEWATERHOUSECOOPERS]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation:


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2004, included in the accompanying management assertion (see Exhibit 1). Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 2. Our testing procedures were applied only to the series of certificates serviced on or before September 30, 2004. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans or certificates as listed in the attached Exhibit 2. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCooper LLP

February 18, 2005

                                                         EXHIBIT 1




[LETTER GMAC RFC]


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS

February 18, 2005

As of and for the year ended December 31, 2004, Residential Funding Corporation (the "Company") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.

Our minimum standards are:


I.      CUSTODIAL BANK ACCOUNTS

         A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

            1) Be mathematically accurate.

            2) Be prepared  within  thirty (30)  calendar  days after the cutoff date.

            3) Be reviewed  and  approved  by someone  other than the person who
               prepared  the  reconciliation,   and  document   explanation  for
               reconciling items.

            4) These  reconciling  items  shall be resolved  within  ninety (90)
               calendar days of their original identification.

         B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

         C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

         A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

         B. Remittances  from  primary   servicers  or  subservicers   shall  be
            reconciled to applicable mortgager records during the appropriate accounting cycle.

         C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

            1) Be mathematically accurate.

            2) Be prepared  within  thirty (30)  calendar  days after the cutoff date.


III.    DISBURSEMENTS

         A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

         B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

         C. Only permitted  withdrawals per the applicable pooling and servicing
            agreements   shall  be  made  from  the   custodial   accounts   for
            certificateholders.

         D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV. INVESTOR ACCOUNTING AND REPORTING

         A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V. MORTGAGOR ACCOUNTING

         A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

         B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

         A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.

VII. INSURANCE POLICIES

         A. As of and for this same period, the Company had in effect a fidelity bond in the amount of $300,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.



/s/ Bruce Paradis
-------------------------------------------------------
Bruce Paradis
Residential Funding Corporation
President & Managing Director


/s/ Davee Olson
-------------------------------------------------------
Davee Olson

Residential Funding Corporation
Chief Financial Officer & Managing Director (through
January 6, 2005)



/s/ Ken Duncan
-------------------------------------------------------
Ken Duncan
Residential Funding Corporation
Acting Chief Financial Officer & Managing Director
(from January 7, 2005)


/s/ Eric Scholtz
-------------------------------------------------------
Eric Scholtz

Residential Funding Corporation
Managing Director

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2004                                             EXHIBIT 2
--------------------------------------------------------------------------------
1985 SERIES

1985 MS-ASL (1014)
1985 MS-ASL (1038)
1985 MS-ASL (1052)
1985 MS-ASL (1059)

1986 SERIES

NYCF 1986-A

1987 SERIES

1987-WH2
NYCF 1987-A

1988 SERIES

1988-SBRC WH1
NYCF 1988-A

1989 SERIES

1989-SW1

1990 SERIES

NYCF 1990-A

1993 SERIES

1993-WH15B
1993-WH15C
1993-WH2

1994 SERIES

1994-WH1
1994-WH14
1994-WH16D
1994-WH21
1994-WH4B

1995 SERIES

1995-HWH1
1995-HWH2
1995-HWH3
1995-HWH4
1995-HWH5
1995-WH12
1995-WH13
1995-WH14
1995-WH15
1995-WH18
1995-WH5

1996 SERIES

1996-QS3
1996-QS4
1996-QS5
1996-QS7
1996-QS8
1996-SW1A
1996-SW1B
1996-SW1C
1996-SW1D
1996-WH10
1996-WH11
1996-WH18
1996-WH19
1996-WH4D
1996-WH5
1996-WH7

1997 SERIES

1997-2
1997-GMACM4
1997-KS2
1997-NPC1
1997-NWH1
1997-NWH3
1997-NWH4
1997-NWH6
1997-NWH9
1997-QS1
1997-QS10
1997-QS12
1997-QS13
1997-QS2
1997-QS3
1997-QS4
1997-QS5
1997-QS6
1997-QS7
1997-QS8
1997-QS9
1997-WH10
1997-WH11
1997-WH14
1997-WH15
1997-WH5
1997-WH9

1998 SERIES

1998-B (1999-A)
1998-HI2
1998-HI4
1998-HWH1
1998-HWH2
1998-HWH3
1998-HWH4
1998-HWH5
1998-HWH6
1998-HWH7
1998-KS1
1998-KS2
1998-KS3
1998-KS4
1998-NWH2
1998-NWH4
1998-NWH8
1998-QS1
1998-QS13
1998-QS16
1998-QS2
1998-QS3
1998-QS4
1998-QS5
1998-QS6
1998-QS8
1998-QWH1
1998-QWH2
1998-QWH2
1998-RS1
1998-WH10
1998-WH13
1998-WH14
1998-WH1E
1998-WH4
1998-WH6
1998-WH8
1998-WH9 I
1998-WH9 II
SANTA 1998-A

1999 SERIES

1999-HI1
1999-HI4
1999-HI6
1999-HI8
1999-HWH1
1999-HWH2
1999-HWH3
1999-HWH4
1999-HWH5
1999-HWH6
1999-KS1
1999-KS2
1999-KS3
1999-KS4
1999-NWH1
1999-NWH2
1999-NWH3
1999-NWH4
1999-NWH5
1999-QS10
1999-QS12
1999-QS2
1999-QS3
1999-QS4
1999-QS8
1999-QWH1
1999-QWH2
1999-QWH3
1999-RS1
1999-RS2
1999-RS4
1999-RS5
1999-WH10
1999-WH11
1999-WH12
1999-WH14
1999-WH18
1999-WH2
1999-WH4
1999-WH5
1999-WH7
1999-WH8

2000 SERIES

2000-HI1
2000-HI2
2000-HI3
2000-HI4
2000-HI5
2000-HL1
2000-HWH1
2000-HWH10
2000-HWH11
2000-HWH2
2000-HWH3
2000-HWH4
2000-HWH5
2000-HWH6
2000-HWH7
2000-HWH8
2000-HWH9
2000-KS1
2000-KS2
2000-KS3
2000-KS4
2000-KS5
2000-NWH1
2000-NWH2
2000-NWH3
2000-NWH5
2000-NWH6
2000-NWH7
2000-PTWH2
2000-PTWH3
2000-QS1
2000-QS4
2000-QWH1
2000-QWH2
2000-RS1
2000-RS2
2000-RS3
2000-RS4
2000-RZ1
2000-WH1
2000-WH10
2000-WH11
2000-WH2
2000-WH4
2000-WH5
2000-WH9
2001-CWH1

2001 SERIES

2001-HI1
2001-HI2
2001-HI3
2001-HI4
2001-HS2
2001-HS3
2001-HWH1
2001-HWH2
2001-KS1
2001-KS2
2001-KS3
2001-KS4
2001-MWH1
2001-NWH1
2001-NWH10
2001-NWH11
2001-NWH12
2001-NWH2
2001-NWH3
2001-NWH4
2001-NWH5
2001-NWH9
2001-PTWH10
2001-PTWH11
2001-PTWH12
2001-PTWH14
2001-PTWH16
2001-PTWH17
2001-PTWH18
2001-PTWH19
2001-PTWH4
2001-PTWH6
2001-PTWH7
2001-PTWH8
2001-QS10
2001-QS11
2001-QS12
2001-QS13
2001-QS14
2001-QS15
2001-QS16
2001-QS17
2001-QS18
2001-QS19
2001-QS4
2001-QS5
2001-QS6
2001-QS7
2001-QS8
2001-QS9
2001-RM1
2001-RM2
2001-RS1
2001-RS2
2001-RS3
2001-RZ1
2001-RZ2
2001-RZ3
2001-RZ4
2001-WH1
2001-WH10
2001-WH12
2001-WH13
2001-WH14
2001-WH2
2001-WH3
2001-WH4
2001-WH7
2001-WH9

2002 SERIES

2002-HI1
2002-HI2
2002-HI3
2002-HI4
2002-HI5
2002-HS1
2002-HS2
2002-HS3
2002-HWH1
2002-HWH2
2002-HWH3
2002-HWH4
2002-KS1
2002-KS2
2002-KS3
2002-KS4
2002-KS5
2002-KS6
2002-KS7
2002-KS8
2002-NWH1
2002-NWH2
2002-NWH3
2002-NWH4
2002-PTWH1
2002-PTWH10
2002-PTWH13
2002-PTWH15
2002-PTWH16
2002-PTWH19
2002-PTWH20
2002-PTWH21
2002-PTWH24
2002-PTWH25
2002-PTWH28
2002-PTWH31
2002-PTWH33
2002-PTWH35
2002-PTWH36
2002-PTWH4
2002-PTWH40
2002-PTWH41
2002-PTWH42
2002-PTWH44
2002-PTWH45
2002-PTWH46
2002-PTWH47
2002-PTWH5
2002-PTWH7
2002-PTWH9
2002-QS1
2002-QS10
2002-QS11
2002-QS12
2002-QS13
2002-QS14
2002-QS15
2002-QS16
2002-QS17
2002-QS18
2002-QS19
2002-QS2
2002-QS3
2002-QS4
2002-QS5
2002-QS6
2002-QS7
2002-QS8
2002-QS9
2002-RM1
2002-RP1
2002-RP2
2002-RS1
2002-RS2
2002-RS3
2002-RS4
2002-RS5
2002-RS6
2002-RS7
2002-RZ1
2002-RZ2
2002-RZ3
2002-RZ4
2002-S1
2002-S11
2002-S12
2002-S13
2002-S14
2002-S15
2002-S16
2002-S17
2002-S18
2002-S19
2002-S2
2002-S20
2002-S3
2002-S4
2002-S5
2002-S6
2002-S8
2002-S9
2002-SA2
2002-SL1
2002-WH1
2002-WH10
2002-WH11
2002-WH12
2002-WH13
2002-WH14
2002-WH15
2002-WH16
2002-WH17
2002-WH18
2002-WH19
2002-WH2
2002-WH20
2002-WH21
2002-WH22
2002-WH24
2002-WH25
2002-WH26
2002-WH27
2002-WH28
2002-WH29
2002-WH3
2002-WH30
2002-WH31
2002-WH32
2002-WH33
2002-WH34
2002-WH4
2002-WH5
2002-WH6
2002-WH9

2003 SERIES

2003-HI1
2003-HI2
2003-HI3
2003-HI4
2003-HS1
2003-HS2
2003-HS3
2003-HS4
2003-HWH1
2003-KS1
2003-KS10
2003-KS11
2003-KS2
2003-KS3
2003-KS4
2003-KS5
2003-KS6
2003-KS7
2003-KS8
2003-KS9
2003-NWH1
2003-NWH2
2003-PTWH1
2003-PTWH11
2003-PTWH12
2003-PTWH13
2003-PTWH14
2003-PTWH15
2003-PTWH17
2003-PTWH18
2003-PTWH19
2003-PTWH20
2003-PTWH21
2003-PTWH24
2003-PTWH25
2003-PTWH26
2003-PTWH27
2003-PTWH28
2003-PTWH29
2003-PTWH4
2003-PTWH8
2003-PTWH9
2003-QA1
2003-QR13
2003-QR19
2003-QR24
2003-QS1
2003-QS10
2003-QS11
2003-QS12
2003-QS13
2003-QS14
2003-QS15
2003-QS16
2003-QS17
2003-QS18
2003-QS19
2003-QS2
2003-QS20
2003-QS21
2003-QS22
2003-QS23
2003-QS3
2003-QS4
2003-QS5
2003-QS6
2003-QS7
2003-QS8
2003-QS9
2003-RM1
2003-RM2
2003-RP1
2003-RP2
2003-RS1
2003-RS10
2003-RS11
2003-RS2
2003-RS3
2003-RS4
2003-RS5
2003-RS6
2003-RS7
2003-RS8
2003-RS9
2003-RZ1
2003-RZ2
2003-RZ3
2003-RZ4
2003-RZ5
2003-S1
2003-S10
2003-S11
2003-S12
2003-S13
2003-S14
2003-S15
2003-S16
2003-S17
2003-S18
2003-S19
2003-S2
2003-S20
2003-S3
2003-S4
2003-S5
2003-S6
2003-S7
2003-S8
2003-S9
2003-SL1
2003-WH1
2003-WH10
2003-WH11
2003-WH12
2003-WH13
2003-WH14
2003-WH15
2003-WH16
2003-WH17
2003-WH18
2003-WH19
2003-WH2
2003-WH20
2003-WH21
2003-WH22
2003-WH23
2003-WH24
2003-WH25
2003-WH26
2003-WH27
2003-WH28
2003-WH29
2003-WH3
2003-WH30
2003-WH31
2003-WH32
2003-WH33
2003-WH34
2003-WH35
2003-WH36
2003-WH37
2003-WH38
2003-WH39
2003-WH4
2003-WH5
2003-WH6
2003-WH7
2003-WH8
2003-WH9
NIM 2003-NT1
NIM 2003-NT3
NIM 2003-NT5
NIM 2003-NT6
NIM 2003-NT7
NIM 2003-NT8

2004 SERIES

2004-C1
2004-C2
2004-HI1
2004-HI2
2004-HI3
2004-HS1
2004-HS2
2004-HS3
2004-HWH10
2004-HWH11
2004-HWH3
2004-HWH4
2004-HWH5
2004-KR1
2004-KR2
2004-KS1
2004-KS10
2004-KS11
2004-KS12
2004-KS2
2004-KS3
2004-KS4
2004-KS5
2004-KS6
2004-KS7
2004-KS8
2004-KS9
2004-NWH1
2004-NWH2
2004-NWH7
2004-PS1
2004-PTWH10
2004-PTWH12
2004-PTWH13
2004-PTWH2
2004-PTWH3
2004-PTWH5
2004-PTWH6
2004-PTWH7
2004-PTWH8
2004-PTWH9
2004-QA1
2004-QA2
2004-QA3
2004-QA4
2004-QA5
2004-QA6
2004-QR1
2004-QS1
2004-QS10
2004-QS11
2004-QS12
2004-QS13
2004-QS14
2004-QS15
2004-QS16
2004-QS2
2004-QS3
2004-QS4
2004-QS5
2004-QS6
2004-QS7
2004-QS8
2004-QS9
2004-QWH1
2004-QWH2
2004-QWH3
2004-QWH4
2004-QWH5
2004-QWH6
2004-RP1
2004-RS1
2004-RS10
2004-RS11
2004-RS12
2004-RS2
2004-RS3
2004-RS4
2004-RS5
2004-RS6
2004-RS7
2004-RS8
2004-RS9
2004-RZ1
2004-RZ2
2004-RZ3
2004-RZ4
2004-S1
2004-S2
2004-S3
2004-S4
2004-S5
2004-S6
2004-S7
2004-S8
2004-S9
2004-SA1
2004-SL1
2004-SL2
2004-SL3
2004-SL4
2004-SP1
2004-SP2
2004-SP3
2004-SR1
2004-WH1
2004-WH10
2004-WH11
2004-WH12
2004-WH13
2004-WH14
2004-WH16
2004-WH17
2004-WH18
2004-WH19
2004-WH2
2004-WH20
2004-WH21
2004-WH22
2004-WH24
2004-WH4
2004-WH4
2004-WH5
2004-WH6
2004-WH7
2004-WH8
2004-WH9
BSSP 2004-KS10A
BSSP 2004-KS10B
NIM 2004-NT1
NIM 2004-NT11
NIM 2004-NT12
NIM 2004-NT2
NIM 2004-NT3
NIM 2004-NT4
NIM 2004-NT5
NIM 2004-NT6
NIM 2004-NT7
NIM 2004-NT8

                                                                EXHIBIT 99.3

CONSOLIDATED FINANCIAL STATEMENTS
Financial Guaranty Insurance Company and Subsidiaries
December 31, 2004
with Report of Independent Auditors

                    Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Financial Statements


                                December 31, 2004




                                    CONTENTS

Report of Independent Auditors............................................   1

Consolidated Balance Sheets...............................................   3
Consolidated Statements of Income.........................................   4
Consolidated Statements of Stockholder's Equity...........................   5
Consolidated Statements of Cash Flows.....................................   6
Notes to Consolidated Financial Statements................................   7

                         Report of Independent Auditors

The Board of Directors and Stockholder
Financial Guaranty Insurance Company

We have audited the accompanying consolidated balance sheets of Financial Guaranty Insurance Company and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and cash flows for the year ended December 31, 2004 and the periods from December 18, 2003 through December 31, 2003, and from January 1, 2003 through December 17, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and the periods from December 18, 2003 through December 31, 2003 and from January 1, 2003 through December 17, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP

New York, New York
January 24, 2005

                          Independent Auditors' Report



The Board of Directors and Stockholder
Financial Guaranty Insurance Company:


We have audited the accompanying predecessor basis statements of income, stockholder's equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Financial Guaranty Insurance Company for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


New York, New York
February 14, 2003


                    Financial Guaranty Insurance Company and Subsidiaries

                           Consolidated Balance Sheets

                       (Dollars in thousands, except per share amounts)

                                                                   DECEMBER 31
                                                               2004           2003
                                                          -------------------------------
ASSETS
Fixed maturity securities, at fair value (amortized cost
of $2,921,320 in 2004 and $2,688,459 in 2003)                $2,938,856     $2,691,922
Short-term investments, at cost, which approximates fair
value                                                          140,473         14,377
                                                          -------------------------------
Total investments                                            3,079,329      2,706,299

Cash and cash equivalents                                       69,292         78,645
Accrued investment income                                       36,580         32,803
Receivable for securities sold                                       -            170
Reinsurance recoverable on losses                                3,054          8,065
Other reinsurance receivable                                         -          5,295
Prepaid reinsurance premiums                                   109,292        123,768
Deferred policy acquisition costs                               33,835          2,921
Receivable from related parties                                    802          9,759
Property and equipment, net of accumulated depreciation
  of $164 in 2004                                                2,408              -
Prepaid expenses and other assets                                7,826          6,058
Federal income taxes receivable                                      -            126
                                                          -------------------------------
Total assets                                                $3,342,418     $2,973,909
                                                          ===============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Unearned premiums                                         $1,043,334     $  918,882
  Loss and loss adjustment expenses                             39,181         40,467
  Ceded reinsurance balances payable                             3,826            114
  Accounts payable and accrued expenses                         22,874         19,238
  Obligations under capital lease                                6,446          6,982
  Payable for securities purchased                               5,715              -
  Current federal income taxes payable                           4,401              -
  Deferred federal income tax liability                         38,765         18,862
                                                          -------------------------------
Total liabilities                                            1,164,542      1,004,545
                                                          -------------------------------
Stockholder's equity:
  Common stock, par value $1,500 per share; 10,000
  shares
    authorized, issued and outstanding                          15,000         15,000
  Additional paid-in capital                                 1,882,772      1,857,772
  Accumulated other comprehensive income, net of tax            15,485          2,059
  Retained earnings                                            264,619         94,533
                                                          -------------------------------
Total stockholder's equity                                   2,177,876      1,969,364
                                                          -------------------------------
Total liabilities and stockholder's equity                  $3,342,418     $2,973,909
                                                          ===============================

See accompanying notes to consolidated financial statements.



                    Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Statements of Income

                             (Dollars in thousands)

                                         SUCCESSOR                  PREDECESSOR
                                 ------------------------    -------------------------
                                               PERIOD FROM   PERIOD FROM
                                                DECEMBER      JANUARY
                                               18, 2003      1, 2003
                                  YEAR ENDED    THROUGH       THROUGH      YEAR ENDED
                                 DECEMBER 31, DECEMBER 31,   DECEMBER 17,  DECEMBER 31,
                                   2004          2003          2003          2002
                                  -------------------------------------------------------
Revenues:
  Gross premiums written           $323,575      $12,213      $248,112      $232,579
  Reassumed ceded premiums            4,959        6,300        14,300         2,600
  Ceded premiums written            (14,656)         (39)      (14,852)      (29,202)
                                 -------------------------------------------------------
  Net premiums written              313,878       18,474       247,560       205,977
  Increase in net unearned         (138,929)      (9,892)     (105,811)      (71,080)
     premiums
                                 -------------------------------------------------------
Net premiums earned                 174,949        8,582       141,749       134,897

Net investment income                97,709        4,269       112,619       119,595
Net realized gains                      559            -        31,506        68,546
Other income                            736           44           580         5,309
                                 -------------------------------------------------------
Total revenues                      273,953       12,895       286,454       328,347

Expenses:
  Loss and loss adjustments           5,922          236        (6,757)          501
     expenses
  Underwriting expenses              74,163        7,622        55,780        34,092
  Policy acquisition costs          (32,952)      (2,931)      (23,641)      (14,911)
     deferred
  Amortization of deferred
     policy acquisition costs         2,038           10        15,563        15,261
                                 -------------------------------------------------------
Total expenses                       49,171        4,937        40,945        34,943
                                 -------------------------------------------------------

Income before income taxes          224,782        7,958       245,509       293,404

Income tax expense (benefit):
  Current                            41,773        1,191        55,772        87,203
  Deferred                           12,923          573        (1,612)      (11,385)
                                 -------------------------------------------------------
Income tax expense                   54,696        1,764        54,160        75,818
                                 -------------------------------------------------------

Income before extraordinary item    170,086        6,194       191,349       217,586
Extraordinary gain                        -       13,852             -             -
                                 -------------------------------------------------------
Net income                         $170,086      $20,046      $191,349      $217,586
                                 =======================================================



See accompanying notes to consolidated financial statements.


                    Financial Guaranty Insurance Company and Subsidiaries

                       Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)

                                                                                      ACCUMULATED
                                                                      ADDITIONAL         OTHER
                                                        COMMON         PAID-IN       COMPREHENSIVE      RETAINED
                                                         STOCK         CAPITAL      INCOME (LOSS),      EARNINGS         TOTAL
                                                                                      NET OF TAX
                                                      ------------------------------------------------------------------------------

PREDECESSOR
Balance at January 1, 2002                             $15,000         $  383,511      $(14,932)        $1,623,299      $2,006,878
  Net income                                                 -                  -            -            217,586         217,586
  Other comprehensive income (loss):
    Change in fixed maturity securities                      -                  -       67,113                  -          67,113
    available-for-sale
    Change in foreign currency translation adjustment        -                  -       (2,682)                 -          (2,682)
                                                                                                                     ---------------
Total comprehensive income                                                                                                282,017
Dividend declared                                            -                  -            -           (100,000)       (100,000)
                                                      ------------------------------------------------------------------------------
Balance at December 31, 2002                            15,000            383,511       49,499          1,740,885       2,188,895
  Net income                                                 -                  -            -            191,349         191,349
  Other comprehensive income (loss):
    Change in fixed maturity securities                      -                  -         (424)                 -            (424)
    available-for-sale
    Change in foreign currency translation adjustment        -                  -        4,267                  -           4,267
                                                                                                                     ---------------
Total comprehensive income                                                                                                195,192
Dividend declared                                            -                  -            -           (284,300)       (284,300)
                                                      ------------------------------------------------------------------------------
Balance at December 17, 2003                            15,000            383,511       53,342          1,647,934       2,099,787
SUCCESSOR
  Purchase accounting adjustments                            -          1,474,261      (53,342)        (1,573,447)       (152,528)
  Net income                                                 -                  -            -             20,046          20,046
  Other comprehensive income:
    Change in fixed maturity securities                      -                  -        2,059                  -           2,059
    available-for-sale
                                                                                                                     ---------------
Total comprehensive income                                                                                                 22,105
                                                      ------------------------------------------------------------------------------
Balance at December 31, 2003                            15,000          1,857,772        2,059             94,533       1,969,364
Net income                                                   -               -              -             170,086         170,086
Other comprehensive income:
  Change in fixed maturity securities                        -               -           9,340                -             9,340
  available-for-sale
  Change in foreign currency translation adjustment          -               -           4,086                -             4,086
                                                                                                                     ---------------
Total comprehensive income                                                                                                183,512
Capital contribution                                         -             25,000           -                 -            25,000
                                                      ------------------------------------------------------------------------------
Balance at December 31, 2004                           $15,000         $1,882,772      $15,485          $ 264,619       $2,177,876
                                                      ==============================================================================


See accompanying notes to consolidated financial statements.


                    Financial Guaranty Insurance Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                   SUCCESSOR              PREDECESSOR
                                           -----------------------  -----------------------
                                                          PERIOD    PERIOD
                                                           FROM     FROM
                                                         DECEMBER    JANUARY
                                            YEAR ENDED   18, 2003    1, 2003
                                             DECEMBER     THROUGH   THROUGH      YEAR ENDED
                                                31,    DECEMBER 31, DECEMBER 17, DECEMBER 31,
                                               2004        2003         2003       2002
                                            ------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                   $170,086     $20,046    $191,349   $217,586
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Extraordinary gain                             -     (13,852)          -           -
     Amortization of deferred policy            2,038          10      15,563      15,261
      acquisition costs
     Policy acquisition costs deferred        (32,952)     (2,931)    (23,641)    (14,911)
     Net realized gains on investments           (559)          -     (31,506)    (68,546)
     Change in unearned premiums              124,452       2,460      86,250      70,741
     Change in loss and loss adjustment        (1,286)        236      (7,644)       (987)
      expenses
     Depreciation of property and                 164           -          22          53
      equipment
     Change in reinsurance recoverable          5,011        (104)        410       1,269
     on losses
     Change in prepaid reinsurance             14,476       7,432      19,725         340
      premiums
     Other reinsurance receivables              5,295      (5,295)          -           -
     Change in federal income taxes               126        (172)     (2,407)          -
      receivable
     Change in receivable from related          8,957         (76)     (9,811)          -
     parties
     Change in accrued investment
      income, prepaid expenses and             (5,545)     (5,065)      6,292       2,769
      other assets
     Change in ceded reinsurance
      balances and accounts payable and         7,348       6,485       1,804      (5,867)
      accrued expenses
     Deferred federal income tax               12,923         573      (1,612)    (11,385)
     liability
     Amortization of fixed maturity            37,013         693      21,129      12,081
      securities
     Change in current federal income           4,401           -     (97,477)      9,748
      taxes payable
                                            ------------------------------------------------
 Net cash provided by operating               351,948      10,440     168,446     228,152
 activities
                                             ------------------------------------------------

 INVESTING ACTIVITIES
 Sales of fixed maturity securities           178,030       1,780   1,023,378   2,155,829
 Maturities of fixed maturity securities      106,197           -       4,725          35
 Purchases of fixed maturity securities      (547,745)          -    (877,340) (2,478,839)
 Purchases, sales, and maturities of
   short-term investments, net               (126,096)    (12,736)     41,504     212,127
 Receivable for securities sold                   170         538         283        (991)
 Payable for securities purchased               5,715           -      (5,333)     (9,334)
 Purchase of fixed assets                      (2,572)          -           -          -
                                            ------------------------------------------------
 Net cash (used in) provided by              (386,301)    (10,418)    187,217    (121,173)
   investing activities
                                            ------------------------------------------------

 FINANCING ACTIVITIES
 Capital contribution                          25,000           -           -           -
 Dividends paid                                     -           -    (284,300)   (100,000)
                                            ------------------------------------------------
                                            ------------------------
 Net cash provided by (used in)                25,000           -    (284,300)   (100,000)
 financing activities
                                            ------------------------------------------------
                                            ------------------------------------------------

 Net (decrease) increase in cash and           (9,353)         22      71,363       6,979
 cash equivalents
 Cash and cash equivalents at beginning        78,645      78,623       7,260         281
 of period
                                            ------------------------------------------------
 Cash and cash equivalents at end of          $69,292     $78,645     $78,623    $  7,260
 period
                                            ================================================

 Supplemental disclosure:
     Income taxes paid                        $38,200     $     -     $156,800   $ 77,500
     Interest paid                                905           -           -           -
                                            ================================================



See accompanying notes to consolidated financial statements.

                    Financial Guaranty Insurance Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2004

                             (Dollars in thousands)

1. BUSINESS AND ORGANIZATION

Financial Guaranty Insurance Company (the "Company") is a wholly-owned subsidiary of FGIC Corporation (the "Parent"). The Parent was a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"). The Company provides financial guaranty insurance for public finance and structured finance obligations. The Company began insuring public finance obligations in 1984 and structured finance obligations in 1988. The Company's financial strength is rated "Aaa" by Moody's Investors Service, Inc. ("Moody's"), "AAA" by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc. ("S&P"), and "AAA" by Fitch Ratings, Inc. ("Fitch"). The Company is licensed to engage in financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and, through a branch, in the United Kingdom.

During 2004, FGIC capitalized two wholly-owned subsidiaries FGIC UK Services Ltd. and FGIC UK Ltd. FGIC UK Ltd. was licensed in November 2004 to write financial guaranty business in the United Kingdom and subsequently obtained passport rights to write this business in EU member countries. FGIC UK Services, Ltd. will perform management services for both the UK branch and FGIC UK Ltd.

On December 18, 2003, an investor group consisting of The PMI Group, Inc. ("PMI"), affiliates of the Blackstone Group L.P. ("Blackstone"), affiliates of the Cypress Group L.L.C. ("Cypress") and affiliates of CIVC Partners L.P.
("CIVC"), collectively the "Investor Group", completed the acquisition (the "Transaction") of FGIC Corporation from a subsidiary of GE Capital in a transaction valued at approximately $2,200,000. At the closing of the Transaction, the Investor Group, acting through an affiliate, paid GE Capital a cash purchase price of approximately $1,600,000, which was funded by equity investments by the Investor Group and borrowings of approximately $227,300 under a bridge loan facility with an affiliate of Bank of America Corporation. In addition, FGIC Corporation paid GE Capital approximately $284,300 in pre-closing dividends and GE Capital retained 2,346 shares of Senior Preferred Manditorily Convertible Modified Stock (the "Senior Preferred Shares") with an aggregate liquidation preference of $234,600 and approximately 5% of FGIC Corporation's common stock. PMI is the largest stockholder of FGIC Corporation, owning approximately 42% of its common stock at December 31, 2004 and 2003. Blackstone, Cypress and CIVC own approximately 23%, 23% and 7% of FGIC Corporation's common stock, respectively, at December 31, 2004 and 2003.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared on the basis of GAAP, which differs in certain respects from the accounting practices prescribed or permitted by the New York Department of Insurance (the "Department") (see Note
4).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are as follows:

A. INVESTMENTS

The Company classifies all of its fixed maturity securities as available-for-sale, which is recorded on the trade date at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income, net of applicable income taxes. Short-term investments are carried at cost, which approximates fair value.

Bond discounts and premiums are amortized over the remaining term of the securities. Realized gains or losses on the sale of investments are determined based on the specific identification method.

Securities which have been determined to be other-than-temporarily impaired are reduced to realizable value, establishing a new cost basis, with a charge to realized loss at such date.

B. CASH AND CASH EQUIVALENTS

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost which approximates fair value.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. PREMIUM REVENUE RECOGNITION

Premiums are received either up-front or over time on an installment basis. The premium collection method is determined at the time the policy is issued. Up-front premiums are paid in full at the inception of the policy and are earned over the period of risk in proportion to the total amount of principal and interest outstanding. Installment premiums are collected periodically and premiums are reflected in income pro rata over the period covered by the premium payment. Unearned premiums represent the portion of premiums received that is applicable to future periods on policies in force. When an obligation insured by the Company has been refunded prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is repaid or fully defeased prior to stated maturing. Ceded premiums are earned in a manner consistent with the underlying policies.

D. POLICY ACQUISITION COSTS

Policy acquisition costs include only those expenses that relate directly to premium production. Such costs include compensation of employees involved in marketing, underwriting and policy issuance functions, rating agency fees, state premium taxes and certain other expenses. In determining policy acquisition costs, the Company must estimate and allocate the percentage of its costs and expenses that are attributable to premium production, rather than to other activities. Policy acquisition costs, net of ceding commission income on premiums ceded to reinsurers, are deferred and amortized over the period in which the related premiums are earned. Anticipated loss and loss adjustment expenses and maintenance costs and net investment income are considered in determining the recoverability of acquisition costs.

E. LOSS AND LOSS ADJUSTMENT EXPENSES

Provision for loss and loss adjustment expenses includes principal and interest and other payments due under insured risks at the balance sheet date for which an actual payment default has occurred or when a payment default is probable. The loss reserves that are established fall into two categories: case reserves and watch list reserves. Case reserves are established for the value of estimated losses on particular insured obligations that are

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

presently or likely to be in payment default at the balance sheet date, and for which the future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall, net of reinsurance, between (1) payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the average maturity of the applicable bond sector. As of December 31, 2004 and 2003, discounted case-basis loss and loss adjustment expense reserves were $15,700 and $18,900, respectively. Loss and loss adjustment expenses included amounts discounted at an approximate interest rate of 4.5% in 2004 and 4.4% in 2003. The amount of the discount at December 31, 2004 and 2003 was $2,500 and $3,400, respectively.

The Company establishes watch list reserves to recognize the potential for claims against the Company on insured obligations that are not presently in payment default, but which have migrated to an impaired level, where there is a substantial increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watch list reserve relies on a categorization and assessment of the probability of default, and loss severity given default, of the specifically identified impaired obligations on the watch list based on historical trends and other factors. The watch list reserve is adjusted as necessary to reflect changes in the loss expectation inherent in the group of impaired credits. As of December 31, 2004 and 2003, such reserves were $23,500 and $21,600, respectively.

The reserve for loss and loss adjustment expenses are reviewed regularly and updated based on claim payments and the results of ongoing surveillance. The result of the Company's ongoing insured portfolio surveillance is to identify all impaired obligations and thereby provide a materially complete recognition of losses for each accounting period. The reserves are necessarily based upon estimates and subjective judgments about the outcome of future events, and actual results will likely differ from these estimates.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences relate principally to unrealized gains and losses on available-for-sale fixed maturity securities, premium revenue recognition, deferred acquisition costs, discount on loss and loss adjustment reserves and certain loss reserves, alternative minimum tax (AMT) credit carry forwards and profit commission. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

Financial guaranty insurance companies are permitted to deduct from taxable income, subject to certain limitations, amounts added to statutory contingency reserves (see Note 4). The amounts deducted must be included in taxable income upon their release from the reserves. The amounts deducted are allowed as deductions from taxable income only to the extent that U.S. Government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deductions.

G. PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture, fixtures, computer equipment and software and leasehold improvements, which are reported at cost less accumulated depreciation. Office furniture and fixtures are depreciated straight-line over five years. Leasehold improvements are amortized over their estimated service life or over the life of the lease, whichever is shorter. Computer equipment and software are depreciated over three years. Maintenance and repairs are charged to expense as incurred.

H. GOODWILL

Effective January 1, 2002, FGIC Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accounting for the Transaction in 2003, the Company has applied purchase accounting as prescribed by Statement of Financial accounting Standards No. 141, Business Combinations ("SFAS 141") and Securities and Exchange Commission Staff Accounting Bulletin 54. Under this accounting method, the purchase price has been pushed down into the accompanying financial statements, with the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets acquired less liabilities assumed resulting in negative goodwill of $27,300 at December 18, 2003. In accordance with SFAS 141 the Company reduced the value assigned to non-financial assets, the remaining negative goodwill of $13,852 was recorded as an extraordinary gain in the consolidated statement of income. In 1989, when FGIC Corporation was acquired by GE Capital, FGIC Corporation did not push down the purchase price and related goodwill to the Company.

As a result of the purchase accounting effective on December 18, 2003, the basis of the assets and liabilities has changed, which necessitates the presentation of Predecessor Company and the Successor Company columns in the Consolidated Statements of Income, Stockholder's Equity and Cash Flows.

I. FOREIGN CURRENCY TRANSLATION

The Company has an established foreign branch and two wholly-owned subsidiaries in the United Kingdom and insured exposure from a former branch in France and determined that the functional currencies of these entities are their local currencies. Accordingly, the assets and liabilities of these foreign entities are translated into U.S. dollars at the rates of exchange existing at December 31, 2004 and 2003 and revenues and expenses are translated at average monthly exchange rates. The cumulative translation gain at December 31, 2004 and 2003 was $4,086 and $0, respectively, net of tax expense of $2,200 and $0, respectively, and is reported as a separate component of accumulated other comprehensive income in the consolidated statement of stockholders' equity.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which the Company adopted on July 1, 2003. FIN 46's consolidation criteria are based upon analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change not a change in the underlying economics associated with the transactions, which may be affected by FIN 46. FIN 46 clarifies the consolidation criteria for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. Variable interest entities that effectively disperse risks will not be consolidated. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a variable interest entity.

As a part of its structured finance business, the Company insures debt obligations or certificates issued by special purposes entities. At December 31, 2004, the Company had $4,910 of gross principal outstanding related to insurance contracts issued to commercial paper conduits--variable interest entities under FIN 46--which the Company does not believe requires consolidation but which requires disclosure. With respect to the remainder of the municipal finance and structured finance transactions insured, the Company has evaluated the transactions, and does not believe any such transactions require consolidation or disclosure under FIN 46.

During 2004, FGIC arranged the issuance of contingent preferred trust securities by a group of special purpose Trusts. These Trusts are considered variable interest entities under FIN 46, however, the Company is not considered the primary beneficiary and therefore is not required to consolidate the Trusts (see
Note 13).

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)

4. STATUTORY ACCOUNTING PRACTICES

The financial statements are prepared on the basis of GAAP, which differs in certain respects from accounting practices prescribed or permitted by the Department. The National Association of Insurance Commissioners ("NAIC") approved the codification project ("Codification") effective January 1, 2001 and the Department adopted certain but not all provisions of Codification.

The   following   are  the   significant   differences   between  the  Company's
statutory-basis accounting practices and GAAP:

(a) premiums are earned directly in proportion to the scheduled principal and interest payments rather than in proportion to the total principal and interest outstanding at any point in time under GAAP;
(b) policy acquisition costs are charged to current operations as incurred rather than as related premiums are earned under GAAP;
(c) a contingency reserve is computed on the basis of statutory requirements for the security of all policyholders, regardless of whether loss contingencies actually exist, whereas under GAAP, a reserve loss is established based on an ultimate estimate of potential claim payments;
(d) certain assets designated as non-admitted assets are charged directly against surplus but are reflected as assets under GAAP, if recoverable;
(e) deferred tax assets are limited to 1) the amount of federal income taxes paid in prior years that can be recovered through loss carry backs for existing temporary differences that reverse by the end of the subsequent calendar year, plus 2) the lesser of the remaining gross deferred tax assets expected to be realized within one year of the balance sheet date or 10% of capital and surplus excluding any net deferred tax assets, EDP equipment and operating software and any net positive goodwill, plus 3) the amount of remaining gross deferred tax assets that can be offset against existing gross deferred tax liabilities. The remaining deferred tax assets are non-admitted. Deferred taxes do not include amounts for state income taxes. Under GAAP, state income taxes are included in the computation of deferred taxes, a deferred tax asset is recorded for the amount of gross deferred tax assets expected to be realized in future years, and a valuation allowance is established for deferred tax assets not realizable.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)

4.    STATUTORY ACCOUNTING PRACTICES (CONTINUED)

(f) purchases of tax and loss bonds are reflected as admitted assets; while under GAAP they are recorded as federal income tax payments;
(g) all fixed income investments are carried at amortized cost rather than at fair value for securities classified as available-for-sale under GAAP;
(h) profit commissions are recognized as received while under GAAP management's best estimate of the Company's ultimate recoverable is accrued;
(i) case loss reserves are generally discounted at the average investment portfolio yield for statutory purposes and at the risk-free rate under GAAP; and
(j) for statutory reporting, the financial statements for FGIC are prepared on a stand alone basis, and not consolidated with its two wholly-owned subsidiaries.

Statutory-basis surplus of the Company at December 31, 2004 and 2003 was $1,172,600 and $1,153,500, respectively. Statutory-basis net income (loss) for the year ended December 31, 2004, for the period from December 18, 2003 through December 31, 2003, from January 1, 2003 through December 17, 2003 and for the year ended December 31, 2002 was $144,100 ($1,669), $180,091, and $205,476,
respectively.

5. INVESTMENTS

Investments in fixed maturity securities carried at fair value of $4,049 and $3,900 as of December 31, 2004 and 2003, respectively, were on deposit with various regulatory authorities as required by law.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



5. INVESTMENTS (CONTINUED)

The amortized cost and fair values of investments in fixed maturity securities classified as available-for-sale are as follows:

                                  AMORTIZED      GROSS          GROSS       FAIR VALUE
                                               UNREALIZED    UNREALIZED
                                    COST         GAINS         LOSSES
                                --------------------------------------------------------
AT DECEMBER 31, 2004:
  Obligations of states and
    political subdivisions      $  2,461,087      $19,569      $3,090       $2,477,566
  Asset and mortgage backed          214,895       1,267          695          215,467
  U.S. Treasury securities and
    obligations of U.S.
    Government corporations
    and agencies                     131,771         559          943          131,387
  Corporate bonds                     54,655         663          236           55,082
  Debt securities issued by
    foreign governments               39,713         176           21           39,868
   Preferred stock                    19,199         311           24           19,486
                                --------------------------------------------------------
   Total                          $2,921,320      $22,545      $5,009       $2,938,856
                                ========================================================

AT DECEMBER 31, 2003:
  Obligations of states and
    political subdivisions        $2,363,870      $3,098       $  538       $2,366,430
  Asset and mortgage backed          245,394         630          394          245,630
  U.S. Treasury securities and
    obligations of U.S.
    Government corporations
    and agencies                       4,280           -           35            4,245
  Debt securities issued by
    foreign governments               44,405         737            -           45,142
  Preferred stock                     30,510          14           49           30,475
                                --------------------------------------------------------
  Total                           $2,688,459      $4,479       $1,016       $2,691,922
                                ========================================================

The following table shows gross unrealized losses and fair value of fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)





5. INVESTMENTS (CONTINUED)

                               LESS THAN 12 MONTHS 12 MONTHS OR MORE         TOTAL
                               -----------------------------------------------------------
                                 FAIR   UNREALIZED  FAIRE   UNREALIZED   FAIR    UNREALIZED
                                 VALUE    LOSSES    VALUE    LOSSES      VALUE     LOSSES
                               -----------------------------------------------------------

Obligations of states and
  political subdivisions         $906,256  $3,075   $1,806      $15    $ 908,062   $3,090
Asset and mortgage backed         100,533     651    3,457      44       103,990      695
U.S. Treasury securities and
  obligations of U.S.
  government corporations and
  agencies                         83,137     943        -       -        83,137      943
Other                              44,092     257        -       -        44,092      257
Preferred stock                    13,474      24        -       -        13,474       24
                               -----------------------------------------------------------
Total temporarily impaired      $1,147,492 $4,950   $5,263      $59    $1,152,755  $5,009
  securities
                               ===========================================================

The unrealized losses in the Company's investments were caused by interest rate increases. The Company evaluated the credit rating of these securities and noted no deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2004.

The amortized cost and fair values of investments in fixed maturity securities, available-for-sale at December 31, 2004, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   AMORTIZED        FAIR
                                                     COST          VALUE
                                                 -----------------------------

Due one year later or less                         $     3,975   $     3,861
Due after one year through five years                  352,336       351,044
Due after five years through ten years               1,293,744     1,297,091
After ten years                                      1,271,265     1,286,860
                                                 -----------------------------
Total                                              $ 2,921,320   $ 2,938,856
                                                 =============================

For the year ended December 31, 2004, for the periods from December 18, 2003 through December 31, 2003, January 1, 2003 through December 17, 2003 and the year ended December 31, 2002, proceeds from sales of available-for-sale securities were $178,030,

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)




5. INVESTMENTS (CONTINUED)

$1,780, $1,023,378, and $2,155,829, respectively. For the year ended December 31, 2004, for the period from January 1, 2003 through December 17, 2003 and the year ended December 31, 2002, gross gains of $1,900, $31,700 and $68,600, respectively, and gross losses of $1,300, $200 and $100, respectively, were realized on such sales.

Net investment income of the Company is derived from the following sources:

                                         SUCCESSOR                 PREDECESSOR
                               ------------------------------------------------------
                                               PERIOD         PERIOD
                                               FROM            FROM
                                                DECEMBER      JANUARY
                                               18, 2003       1, 2003
                                               THROUGH        THROUGH     YEAR ENDED
                                YEAR ENDED     DECEMBER      DECEMBER     DECEMBER
                                DECEMBER 31,      31,           17,          31,
                                    2004          2003         2003         2002
                               ------------------------------------------------------

Income from fixed maturity
  securities                       $ 97,720       $4,294      $111,075      $113,108
Income from short-term
  investments                         1,450           12         2,326         7,485
                               ------------------------------------------------------
Total investment income              99,170        4,306       113,401       120,593
Investment expenses                  (1,461)         (37)         (782)         (998)
                               ------------------------------------------------------
                               ------------------------------------------------------
Net investment income              $ 97,709       $4,269      $112,619      $119,595
                               ======================================================

As of December 31, 2004, the Company did not have more than 3% of its investment portfolio concentrated in a single issuer or industry; however, the Company had the following investment concentrations by state:

                                 FAIR VALUE
                               ---------------

New York                         $  290,353
Florida                             218,870
Texas                               209,802
New Jersey                          170,866
Illinois                            152,995
California                          102,880
Michigan                            102,532
Massachusetts                       101,340
Pennsylvania                         97,516
Maryland                             97,136
                               ---------------
                                  1,544,290
All other states                    972,869
All other investments               562,170
                               ---------------
                                 $3,079,329
                               ===============

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)





6. INCOME TAXES

For the 2003 period ending on the closing date of the Transaction, the Company filed its federal tax return as part of the consolidated return of GE Capital. Under the tax sharing agreement with GE Capital, tax is allocated to the Company based upon its respective contributions to consolidated net income. For the period subsequent to the closing date of the sale transaction, the Company filed its own consolidated federal return with FGIC Corporation.

The Company's effective federal income tax rate is less than the corporate tax rate on ordinary income of 35%, primarily due to tax-exempt interest on municipal investments.

The following is a reconciliation of federal income taxes computed at the statutory rate and the provision for federal income taxes:

                                   SUCCESSOR                  PREDECESSOR
                           --------------------------- -------------------------
                                           PERIOD      PERIOD
                                            FROM       FROM
                                          DECEMBER      JANUARY
                                          18, 2003     1, 2003
                           YEAR ENDED      THROUGH     THROUGH
                            DECEMBER      DECEMBER     DECEMBER    YEAR ENDED
                               31,           31,          17,      DECEMBER 31,
                              2004          2003          2003         2002
                           -----------------------------------------------------
Income taxes computed on      $ 78,674      $ 2,785      $ 85,928     $102,691
  income before provision
  for Federal income
  taxes, at the statutory
  rate
Tax effect of:
  Tax-exempt interest          (28,015)        (979)      (26,112)     (26,788)
  Other, net                     4,037          (42)       (5,656)         (85)
                           -----------------------------------------------------
Provision for income taxes    $ 54,696      $ 1,764      $ 54,160     $ 75,818
                           =====================================================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)





6. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2004 and 2003 are presented below:

                                                          2004          2003
                                                       -------------------------
   Deferred tax assets:
     Loss and loss adjustment expense reserves           $  7,472       $ 6,026
     AMT credit carryforward                                    -           276
     Property and equipment                                    55             -
     Deferred compensation                                    623           221
     Premium revenue recognition                                -         1,129
     Capital lease                                          2,539         2,444
     Net operating loss                                         -         4,690
     Other                                                    233           426
                                                       -------------------------
   Total gross deferred tax assets                         10,922        15,212
                                                       -------------------------

   Deferred tax liabilities:
     Unrealized gains on fixed maturity securities,
       available-for-sale                                  29,156        29,462
     Deferred acquisition costs                            11,842         1,022
     Premium revenue recognition                            3,076             -
     Profit commission                                      2,343         2,108
     Foreign currency                                       3,117           916
     Other                                                    153           566
                                                       -------------------------
   Total gross deferred tax liabilities                    49,687        34,074
                                                       -------------------------
   Net deferred tax liability                            $ 38,765      $ 18,862
                                                       =========================

The Company's 2003 net operating loss carry forwards of $13,400 was completely utilized in 2004. Based upon the level of historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible and the estimated reversal of future taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 2004 and 2003. In the opinion of management, an adequate provision has been made for any additional taxes that may become due pending any future examinations by tax authorities.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


7. REINSURANCE

Reinsurance is the commitment by one insurance company (the reinsurer) to reimburse another insurance company (the ceding company) for a specified portion of the insurance risks under policies insured by the ceding company in consideration for a portion of the related premiums received. The ceding company typically will receive a ceding commission from the reinsurer to cover costs of underwriting and acquiring the business.

The Company uses reinsurance to increase its capacity to write insurance for obligations of large, frequent issuers, to meet internal, rating agency or regulatory single risk limits, to diversify risk and to reduce capital needs. The Company currently arranges reinsurance on only a facultative (transaction by transaction) basis. Prior to 2003, the Company also had treaty reinsurance agreements primarily for public finance business that provided coverage for a specified portion of the insured risk under all qualifying policies issued during the term of the treaty.

The Company seeks to place reinsurance with financially strong reinsurance companies since, as a primary insurer, the Company is required to fulfill all its obligations to policyholders even in cases where reinsurers fail to perform their obligations under the various reinsurance agreements. The Company regularly monitors the financial condition of its reinsurers. Under most of the Company's reinsurance agreements, the Company has the right to reassume all the exposure ceded to a reinsurer (and receive all the remaining unearned premiums ceded) in the event of a significant ratings downgrade of the reinsurer or the occurrence of certain other special cancellation events. In certain of these cases, the Company also has the right to impose additional ceding commissions.

In recent years, a number of the Company's reinsurers have been downgraded by the rating agencies, thereby reducing the financial benefits of using reinsurance under the rating agency capital adequacy models because the Company must allocate additional capital to the related reinsured exposure. The Company still receives statutory credit for this reinsurance.

In connection with such a downgrade, the Company reassumed $4,959, $6,300, $14,300, and $2,600, of ceded premiums for the year ended December 31, 2004, the periods from December 18, 2003 through December 31, 2003, from January 1, 2003 through December 17, 2003 and for the year ended December 31, 2002, respectively, from the reinsurers.

The Company holds collateral under reinsurance agreements in the form of letters of credit and trust agreements in various amounts with various reinsurers totaling $56,700 at December 31, 2004 that can be drawn on in the event of default by the reinsurer.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



7. REINSURANCE (CONTINUED)

The effect of reinsurance on the balances recorded in the consolidated statements of income is as follows:

                                        SUCCESSOR                  PREDECESSOR
                                -----------------------------------------------------
                                                PERIOD      PERIOD
                                                 FROM       FROM
                                               DECEMBER      JANUARY
                                               18, 2003     1, 2003
                                 YEAR ENDED     THROUGH     THROUGH
                                 DECEMBER      DECEMBER     DECEMBER    YEAR ENDED
                                    31,           31,          17,      DECEMBER 31,
                                   2004          2003          2003         2002
                               -------------------------------------------------------

Net premiums earned               $  24,173     $ 1,236       $ 20,300      $27,000
Loss and loss adjustment
  expenses                           (4,759)          -          1,700          800

8. LOSS AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

                                        SUCCESSOR                  PREDECESSOR
                                -----------------------------------------------------
                                                PERIOD      PERIOD
                                                 FROM       FROM
                                               DECEMBER      JANUARY
                                               18, 2003     1, 2003
                                 YEAR ENDED     THROUGH     THROUGH
                                 DECEMBER      DECEMBER     DECEMBER    YEAR ENDED
                                    31,           31,          17,      DECEMBER 31,
                                   2004          2003          2003         2002
                               -------------------------------------------------------

Balance at beginning of period     $ 40,467      $ 40,224      $47,868       $ 48,855
Less reinsurance recoverable         (8,065)       (8,058)      (8,371)        (9,640)
                               ----------------------------------------------------------
Net balance                          32,402        32,166       39,497         39,215
                               ----------------------------------------------------------
Incurred related to:
  Current period                     11,756             -       20,843         13,378
  Prior periods                      (5,834)          236      (27,600)       (12,877)
                               ----------------------------------------------------------
Total incurred                        5,922           236       (6,757)           501
                               ----------------------------------------------------------

Paid related to:
  Current period                          -             -            -              -
  Prior periods                      (2,197)            -         (574)          (219)
                               ----------------------------------------------------------
Total paid                           (2,197)            -         (574)          (219)
                               ----------------------------------------------------------

Net balance                          36,127        32,402       32,166         39,497
Plus reinsurance recoverable          3,054         8,065        8,058          8,371
                               ----------------------------------------------------------
Balance at end of period           $ 39,181      $ 40,467      $40,224       $ 47,868
                               ==========================================================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)




8. LOSS AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

During the year ended December 31, 2004, current year case reserves increased related to several structured finance transactions of one particular issuer.

During the period from January 1, 2003 through December 17, 2003, the overall decrease in case reserves was driven by a reduction in reserves previously established on several structured finance transactions of one particular issuer. In 2002, there was adverse development on such transactions and a determination was made by management that several other transactions related to that issuer also required case reserves. Prior to the Transaction, rather than watchlist reserves, the Company established portfolio reserves based upon the aggregate average net par outstanding of the Company's insured Mortgage Backed Securities portfolio.

9. RELATED PARTY TRANSACTIONS

Prior to the Transaction, the Company had various agreements with subsidiaries of General Electric Company and GE Capital. These business transactions included certain payroll and office expenses, investment fees pertaining to the management of the Company's investment portfolio and telecommunication service charges. Approximately $179, $1,600 and $2,200 in expenses were incurred during the year ended December 31, 2004, in the period from January 1, 2003 through December 17, 2003 and for the year ended December 31, 2002, respectively, related to such transactions and are reflected in the accompanying consolidated financial statements.

As part of the Transaction, the Company entered into a transitional services agreement with GE Capital to provide certain administrative and support services in exchange for certain scheduled fees during the 12 months following the date of the agreement. The Company transferred investment management services at the end of the first quarter of 2004 to Blackrock Financial Management, Inc. and Wellington Management Company, LLP from GE Capital.

In connection with the Transaction, the Company entered into a capital lease agreement with a subsidiary of GE Capital. The lease agreement covers leasehold improvements made to the Company's headquarters as well as furniture and fixtures, computer hardware and software used by the Company (see Note 15).

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



9. RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the Transaction, the Company entered into the $300,000 Soft Capital Facility with GE Capital as lender and administrative agent. The Soft Capital Facility, which replaced the capital support facility that the Company previously had with GE Capital, had an initial term of eight years. In exchange for this commitment, the Company paid a commitment fee which in the first year was 0.65% of the then outstanding commitment at each quarter end. This agreement was terminated by the Company on July 22, 2004 and was replaced by a new soft capital facility, "Money Market Committed Preferred Custodial Trust Securities" ("CPS Securities") (see Note 13).

The Company also insured certain non-municipal issues with GE Capital involvement as sponsor of the insured securitization and/or servicer of the underlying assets. For some of these issues, GE Capital also provides first loss protection in the event of default. Gross premiums written on these issues amounted to $6, $20, and $50 for the year ended December 31, 2004, for the period from January 1, 2003 through December 18, 2003, and the year ended December 31, 2002, respectively. As of December 31, 2004, par outstanding on these deals before reinsurance was $3,866. These issues sponsored by affiliates of GE total approximately 1% of gross premiums written in 2003 and 2002.

The Company, in the normal course of operations, has entered into transactions with PMI affiliated companies.

As of December 31, 2004 and 2003, receivables from related parties of $0 and $9,877, respectively, are due from GE Capital and its affiliates.

10. COMPENSATION PLANS

All employees of the Company participate in the incentive compensation and deferred compensation plans. Expenses incurred by the Company under compensation plans and bonuses amounted to $15,493, $3,996, $10,087 and $3,800 for the year ended December 31, 2004, the period from December 18, 2003 through December 31, 2003, the period from January 1, 2003 through December 17, 2003 and the year ended December 31, 2002, respectively, and are reflected in the accompanying financial statements. During 2004, compensation increased primarily due to an increase in employee headcount Also, during 2003 and 2002, compensation for certain employees was part of an allocation of expenses

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


10. COMPENSATION PLANS (CONTINUED)

from affiliates and were recorded as an allocated expense rather than compensation expense. In 2004, these expenses were directly recorded by the Company. The increase in 2003 is driven by Transaction related costs which include retention bonuses and sign-on bonuses to new hires post-acquisition.

The Company offers a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis up to $13 for those employees who are under 50. Employees 50 and older are allowed to make a "catch up" contribution of an additional $3 for 2004 under the current IRS code. The Company may make discretionary contributions to the plan on behalf of employees. The Company contributed $2,532 to the plan on behalf of employees for the year ended December 31, 2004.

11. DIVIDENDS

Under New York insurance law, the Company may pay a dividend to FGIC Corporation only from earned surplus subject to the following limitations: (a) statutory surplus after such dividend may not be less than the minimum required paid-in capital, which was $72,500 in 2004 and 2003, and (b) dividends may not exceed the lesser of 10% of its surplus or 100% of adjusted net investment income, as defined by New York insurance law, for the twelve-month period ended on the preceding December 31, without the prior approval of the New York State Superintendent of Insurance. In connection with the Transaction, FGIC Corporation agreed that no dividends were to be paid by the Company until December 18, 2005, without prior approval of the New York State Insurance Department.

During the year ended December 31, 2004, and the period from December 18, 2003 through December 31, 2003, the Company did not declare and pay dividends. During the period from January 1, 2003 through December 17, 2003 and for the year ended December 31, 2002 the Company declared and paid dividends to FGIC Corporation of $284,300 and $100,000 respectively. These dividends declared were approved by the New York State Superintendent of Insurance.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


12. REVOLVING CREDIT FACILITY

FGIC Corporation, in conjunction with the Company, has a $200,000 senior unsecured revolving credit facility with a maturity of 364 days from the closing of the revolving credit facility. The revolving credit facility is provided by a syndicate of banks and other financial institutions led by JPMorgan Chase, as administrative agent and sole lead arranger. During 2004, no draws were made on the revolving credit facility.

13. PREFERRED TRUST SECURITIES

On July 19, 2004, the Company closed a new $300,000 facility, consisting of Money Market Committed Preferred Custodial Trust Securities ("CPS Securities"). This facility replaces a $300,000 "Soft Capital" facility previously provided by GE Capital. Each of six separate and newly organized Delaware trusts (the "Trusts"), issues $50,000 in perpetual CPS Securities on a rolling, 28-day auction rate basis. Proceeds from these securities are invested in high quality, short-term securities (the "Eligible Assets") and held in the respective trust. Each Trust is solely responsible for its obligations, and has been established for the purpose of entering into a put agreement with the Company which obligates the Trust at the Company's discretion, to purchase the perpetual Preferred Stock of the Company. In this way, the program provides capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. In connection with the establishment of the Trusts the Company incurred $4,638 of expenses which is included in underwriting expenses for the year ended December 31, 2004. During the year ended December 31, 2004, the Company recorded $905 included in underwriting expenses, for the right to put its shares to the trusts. These trusts are considered variable interest entities under FIN 46, however, the Company is not considered the primary beneficiary and therefore is not required to consolidate the trusts.

14. FINANCIAL INSTRUMENTS

(a)     Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)




14. FINANCIAL INSTRUMENTS (CONTINUED)


      Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. Fair value disclosure for fixed maturity securities are included in the consolidated balance sheets and in Note 5.

      Short-term Investments: Short-term investments are carried at cost, which approximates fair value.

      Cash and Cash Equivalents, Accrued Investment Income, Prepaid Expenses and Other Assets, Receivable from Related Parties, Ceded Reinsurance Balances Payable, Accounts Payable and Accrued Expenses and Payable for Securities
      Purchased: The carrying amounts of these items approximate their fair values.

      The estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                         2004                     2003
                                ------------------------------------------------
                                 CARRYING      FAIR       CARRYING       FAIR
                                  AMOUNT       VALUE       AMOUNT       VALUE
                               -------------------------------------------------
      Financial assets:
        Cash on hand and
          in-demand accounts     $  69,292   $   69,292   $  78,645   $   78,645
        Short-term investments     140,473      140,473      14,377       14,377
        Fixed maturity
        securities               2,938,856    2,938,856   2,691,922    2,691,922

     Financial Guaranties: The carrying value of the Company's financial guaranties is represented by the unearned premium reserve, net of deferred acquisition costs, loss and loss adjustment expense reserves and prepaid reinsurance premiums. Estimated fair values of these guaranties are based on an estimate of the balance that is necessary to bring the future returns for the Company's embedded book of business to a market return. The estimated fair values of such financial guaranties is $965,992 compared to a carrying value of $936,334 as of December 31, 2004 and is $830,881 compared to a carrying value of $824,595 as of December 31, 2003.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


14. FINANCIAL INSTRUMENTS (CONTINUED)

     As of December 31, 2004 and 2003, the net present value of future installment premiums was approximately $192,000 and $111,200, respectively, discounted at 5% at December 31, 2004 and 2003.

(b)     Concentrations of Credit Risk

     The Company considers its role in providing insurance to be credit enhancement rather than credit substitution. The Company insures only those securities that, in its judgment, are of investment grade quality. The Company has established and maintains its own underwriting standards that are based on those aspects of credit that the Company deems important for the particular category of obligations considered for insurance. Credit criteria include economic and social trends, debt management, financial management and legal and administrative factors, the adequacy of anticipated cash flows, including the historical and expected performance of assets pledged for payment of securities under varying economic scenarios and underlying levels of protection such as insurance or over-collateralization.

       In connection with underwriting new issues, the Company sometimes requires, as a condition to insuring an issue, that collateral be pledged or, in some instances, that a third-party guaranty be provided for a term of the obligation issued by a party of acceptable credit quality obligated to make payment prior to any payment by the Company. The types and extent of collateral pledged varies, but may include residential and commercial mortgages, corporate debt, government debt and consumer receivables.

       As of December 31, 2004, the Company's total outstanding bond principal insured was $236,777,000, net of reinsurance of $24,394,000. The Company's insured portfolio as of December 31, 2004 was broadly diversified by geography and bond market sector with no single debt issuer representing more than 1% of the Company's principal outstanding, net of reinsurance.

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



14. FINANCIAL INSTRUMENTS (CONTINUED)

As of December 31, 2004, the composition of principal insured by type of issue, net of reinsurance, was as follows:

                                                     NET PRINCIPAL
                                                      OUTSTANDING
                                                    -----------------
Municipal:
  Tax supported                                      $  130,710,700
  Water & sewer                                          31,472,300
  Healthcare                                              1,721,900
  Transportation                                         23,714,800
  Education                                              10,058,300
  Housing                                                   377,400
  Other                                                   4,680,700
 Non-municipal and international                         34,040,700
                                                    -----------------
Total                                                $  236,776,800
                                                    =================

As of December 31, 2004, the composition of principal insured ceded to reinsurers was as follows:

                                                    CEDED PRINCIPAL
                                                      OUTSTANDING
                                                   ------------------
Reinsurer:
  Radian Reinsurance Company                         $   8,230,000
  Ace Guaranty Inc.                                      7,948,000
  American Re-Insurance Company                          2,716,000
  RAM Reinsurance Company                                2,192,000
  Other                                                  3,308,000
                                                   ------------------
Total                                                $  24,394,000
                                                   ==================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



14. FINANCIAL INSTRUMENTS (CONTINUED)

The Company did not have recoverables in excess of 3% of equity from any single reinsurer.

The Company's gross and net principle and interest outstanding was $425,600,000 and $382,800,000, respectively, as of December 31, 2004.

The Company is authorized to do business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico, and in the United Kingdom. Principal exposure outstanding at December 31, 2004 by state, net of reinsurance, was as follows:

                                                     NET PRINCIPAL
                                                      OUTSTANDING
                                                   ------------------

California                                           $   28,244,400
New York                                                 19,714,800
Florida                                                  15,825,300
Pennsylvania                                             15,625,200
Illinois                                                 13,583,400
Texas                                                    11,197,000
New Jersey                                               10,792,600
Michigan                                                  7,984,500
Ohio                                                      6,897,700
Washington                                                6,061,800
Subtotal                                                135,926,700
Other states                                             66,809,400
Mortgage and asset backed                                33,729,700
International                                               311,000
                                                   ------------------
Total                                                $  236,776,800
                                                   ==================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)




15. COMMITMENTS

The Company leases office space under operating lease agreements in the United States and the United Kingdom. Rent expense under the operating lease for the year ended December 31, 2004, for the periods from December 18, 2003 through December 31, 2003, from January 1, 2003 through December 17, 2003 and for the year ended December 31, 2002 was $3,070, $90, $3,210, and $4,300, respectively. Future payments associated with these leases are as follows:

                                                      OPERATING LEASE
                                                        COMMITMENTS
                                                           AMOUNT
                                                    ---------------------
    Year ending December 31:
      2005                                               $   2,435
      2006                                                   2,537
      2007                                                   2,537
      2008                                                   1,668
      2009                                                     452
      2010 and thereafter                                    2,094
                                                    ---------------------
    Total minimum future rental payments                 $  11,723
                                                    =====================

In connection with the Transaction, the Company entered into a capital lease with a related party (an affiliate of GE), covering leasehold improvements and computer equipment to be used at its home office. At the lease termination date of June 30, 2009, the Company will own the leased equipment. Future payments associated with this lease are as follows:

                                                        CAPITAL LEASE
                                                         COMMITMENTS
                                                           AMOUNT
                                                      ------------------
   Year ending December 31:
      2005                                                $  2,521
      2006                                                   1,570
      2007                                                   1,545
      2008                                                   1,390
   Thereafter                                                  265
                                                      ------------------
   Total                                                     7,291
   Less interest                                               845
                                                      ------------------
   Present value of minimum lease payments                $  6,446
                                                      ==================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)


16. COMPREHENSIVE INCOME

Accumulated other comprehensive income of the Company consists of net unrealized gains on investment securities and foreign currency translation adjustments. The components of other comprehensive income for the year ended December 31, 2004, the periods from December 18, 2003 through December 31, 2003, period from January 1, 2003 through December 17, 2003 and the year ended December 31, 2002 are as follows:

                                                         YEAR ENDED DECEMBER 31, 2004
                                                       ----------------------------------
                                                        BEFORE       TAX       NET OF
                                                          TAX                    TAX
                                                        AMOUNT                 AMOUNT
                                                       ----------------------------------

Unrealized holding gains arising during the year         $14,928    $(5,225)   $  9,703
Less reclassification adjustment for gains realized
  in net income                                             (559)       196        (363)
                                                       ----------------------------------
                                                       ----------------------------------
Unrealized gains on investments                           14,369     (5,029)      9,340
Foreign currency translation adjustment                    6,286     (2,200)      4,086
                                                       ----------------------------------
                                                       ----------------------------------
Total other comprehensive income                         $20,655    $(7,229)   $ 13,426
                                                       ==================================

                                                         PERIOD FROM DECEMBER 18, 2003
                                                            THOUGH DECEMBER 31, 2003
                                                       -----------------------------------
                                                        BEFORE       TAX        NET OF
                                                          TAX                     TAX
                                                        AMOUNT                  AMOUNT
                                                       -----------------------------------
                                                       -----------------------------------

Unrealized holding gains arising during the period       $ 3,168    $(1,109)    $ 2,059
Less reclassification adjustment for gains realized
  in net income                                                -          -           -
                                                       -----------------------------------
                                                       -----------------------------------
Unrealized gains on investments                            3,168     (1,109)      2,059
                                                       -----------------------------------
Total other comprehensive income                         $ 3,168    $(1,109)    $ 2,059
                                                       ===================================

                    Financial Guaranty Insurance Company and Subsidiaries

                             (Dollars in thousands)



16. COMPREHENSIVE INCOME (CONTINUED)


                                                          PERIOD FROM JANUARY 1, 2003
                                                           THROUGH DECEMBER 17, 2003
                                                       -----------------------------------
                                                         BEFORE       TAX       NET OF
                                                          TAX                     TAX
                                                         AMOUNT                 AMOUNT
                                                       -----------------------------------

Unrealized holding gains arising during the period       $30,853    $(10,798)   $ 20,055
Less reclassification adjustment for gains realized
  in net income                                          (31,506)     11,027     (20,479)
                                                       -----------------------------------
Unrealized losses on investments                            (653)        229        (424)
Foreign currency translation adjustment                    6,565      (2,298)      4,267
                                                       -----------------------------------
Total other comprehensive income                         $ 5,912    $ (2,069)   $  3,843
                                                       ===================================

                                                          YEAR ENDED DECEMBER 31, 2002
                                                       ------------------------------------
                                                         BEFORE       TAX        NET OF
                                                          TAX                      TAX
                                                         AMOUNT                  AMOUNT
                                                       ------------------------------------

Unrealized holding gains arising during the year         $171,797   $(60,129)    $111,668
Less reclassification adjustment for gains realized
  in net income                                           (68,546)    23,991      (44,555)
                                                       ------------------------------------
Unrealized gains on investments                           103,251    (36,138)      67,113
Foreign currency translation adjustment                    (4,127)     1,445       (2,682)
                                                       ------------------------------------
Total other comprehensive income                         $ 99,124   $(34,693)    $ 64,431
                                                       ====================================